Form 10-Q
period 2006-06-30
ZOND WINDSYSTEM PARTNERS LTD SERIES 85-B
filed 2006-08-14
CIK 779918

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period                    to
                                 ------------------    -------------------

                          Commission File No. 000-51875

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0081345

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas

Zip Code:  77010

Registrant's telephone number, including area code:  (713) 853-0530


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer         Accelerated Filer        Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005.

   Unaudited Condensed Statements of Operations for the six months ended June 30, 2006 and June 30, 2005.

   Unaudited Condensed Statements of Operations for the three months ended June 30, 2006 and June 30, 2005.

   Condensed Statements of Changes in Partners' Deficit for the six months ended June 30, 2006 (Unaudited) and for the year ended December 31, 2005.

   Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005.

   Notes to Unaudited Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

                                     PART II
                                OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

Item 5. Other Information

Item 6. Exhibits

Item 1. FINANCIAL STATEMENTS

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                              June 30, 2006          December 31, 2005
                                                               (Unaudited)
                                                         ------------------------    ------------------------

 Assets
 Current assets:
   Cash and cash equivalents                              $                1,593      $                1,284
   Accounts receivable                                                       405                         222
   Accounts receivable from related party                                      2                           1
   Other current assets                                                        7                          40

                                                         ------------------------    ------------------------
 Total current assets                                                      2,007                       1,547
                                                         ------------------------    ------------------------

 Property, plant and equipment - assets held for sale:
   Plant and equipment                                                    41,162                      41,162
   Less - accumulated depreciation                                       (41,162)                    (41,162)
                                                         ------------------------    ------------------------
 Property, plant and equipment, net - assets held
   for sale                                                                    -                           -

                                                         ------------------------    ------------------------
      Total assets                                        $                2,007      $                1,547
                                                         ========================    ========================

 Liabilities and partners' deficit
 Current liabilities:
   Accounts payable and accrued expenses                  $                  215      $                  228
   Accounts payable to related party                                         325                         132
   Deferred Revenue                                                        4,741                       4,722

                                                         ------------------------    ------------------------
 Total current liabilities                                                 5,281                       5,082
                                                         ------------------------    ------------------------

 Partners' capital (deficit):
   General partner                                                           282                         279
   Limited partners                                                       (7,456)                     (7,711)
   Substituted limited partner                                             3,900                       3,897

                                                         ------------------------    ------------------------

      Total partners' deficit                                             (3,274)                     (3,535)
                                                         ------------------------    ------------------------

                                                         ------------------------    ------------------------
      Total liabilities and partners' deficit             $                2,007      $                1,547
                                                         ========================    ========================


The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per Unit value, which is in
                                 whole dollars)


                                                                For the Six Months Ended,
                                                  -------------------------------------------------------
                                                       June 30, 2006                 June 30, 2005
                                                  -------------------------    --------------------------
Revenue:
  Sale of electricity                              $                   847      $                    985
  Other income                                                          31                             6
                                                  -------------------------    --------------------------

Total revenue                                                          878                           991

Costs and expenses:
  Depreciation                                                         -                           1,038
  Property taxes                                                        39                            39
  Easement fees                                                         13                            15
  Royalty fees                                                         139                           -
  Management fees to related party                                      20                            26
  Maintenance and other operating costs
     to related and other parties                                      338                           335
  Insurance costs                                                        8                            38
  Other operating costs                                                 60                            58
                                                  -------------------------    --------------------------

Total costs and expenses                                               617                         1,549
                                                  -------------------------    --------------------------

Net income (loss)                                  $                   261      $                   (558)
                                                  =========================    ==========================

Net income (loss) per Unit                         $                   297      $                   (634)
                                                  =========================    ==========================

Number of outstanding Limited
   Partner Units                                                       880                           880
                                                  =========================    ==========================



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per Unit value, which is in
                                 whole dollars)

                                                            For the Three Months Ended,
                                                  ------------------------------------------------
                                                      June 30, 2006             June 30, 2005
                                                  ----------------------    ----------------------
Revenue:
  Sale of electricity                              $                486      $              679
  Other income                                                       18                       3
                                                  ----------------------    ----------------------

Total revenue                                                       504                     682

Costs and expenses:
  Depreciation                                                       -                      519
  Property taxes                                                     20                      19
  Easement fees                                                       6                       7
  Royalty fees                                                      139                      -
  Management fees to related party                                    8                      12
  Maintenance and other operating costs
     to related and other parties                                   166                     169
  Insurance costs                                                     4                      29
  Other operating costs                                               3                      -
                                                  ----------------------    ----------------------

Total costs and expenses                                            346                     755
                                                  ----------------------    ----------------------

Net income (loss)                                  $                158                     (73)
                                                  ======================    ======================

Net income (loss) per Unit                         $                180                     (83)
                                                  ======================    ======================

Number of outstanding Limited
   Partner Units                                                    880                     880
                                                  ======================    ======================



The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)


                                                                      For the six months ended June 30, 2006 and
                                                                       For the  years  ended  December 31, 2005

                                                                                                                     Substituted
                                                                              General              Limited             Limited
                                                         Total                Partner              Partners            Partner
                                                     -----------------------------------------------------------------------------
Profit and loss allocation                                100.00%                 1.00%               98.00%               1.00%
                                                     ------------------------------------------------------------------------------

Balance at December 31, 2004                          $    (2,553)          $      288          $    (6,747)         $    3,906

Net loss                                                     (982)                  (9)                (964)                 (9)
                                                     ------------------------------------------------------------------------------

Balance at December 31, 2005                          $    (3,535)          $      279          $    (7,711)         $    3,897

Net income (Unaudited)                                        261                    3                  255                   3
                                                     -------------------------------------------------------------------------------

Balance at June 30, 2006 (Unaudited)                  $    (3,274)          $      282          $    (7,456)         $    3,900
                                                     ===============================================================================




The accompanying notes are an integral part of the unaudited condensed financial statements.

                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                                                 For the Six Months Ended,
                                                                     --------------------------------------------------
                                                                         June 30, 2006               June 30, 2005
                                                                     ----------------------      ----------------------

Cash Flow From Operating Activities:

Net income (loss)                                                    $                 261       $                (558)

Reconciliation of net income (loss) to net cash provided by operating activities:

Depreciation                                                                            -                        1,038

Changes in operating assets and liabilities:
  Accounts receivable                                                                 (183)                       (120)
  Accounts receivable from related party                                                (1)                        (12)
  Other current assets                                                                  33                         (19)
  Accounts payable and accrued expenses                                                (13)                        (27)
  Amount payable to related party                                                      193                          77
  Deferred revenue                                                                      19                          19
                                                                     ----------------------      ----------------------
Net cash provided by operating activities                                              309                         398

  Net increase in cash and cash equivalents                                            309                         398

Cash and cash equivalents at beginning of the period                                 1,284                         355
                                                                     ----------------------      ----------------------

Cash and cash equivalents at end of period                           $               1,593       $                 753
                                                                     ======================      ======================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                   ZOND WINDSYSTEM PARTNERS, LTD. SERIES 85-B,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended June 30, 2006 and 2005 have been prepared by Zond Windsystem Partners, Ltd. Series 85-B, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principles. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - THE PARTNERSHIP

Introduction

Zond Windsystem Partners, Ltd. Series 85-B, a California limited partnership (the "Partnership"), was formed on August 19, 1985 to purchase, own and operate a system of 240 Vestas V-17 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines has always been and continues to be sold by the Partnership to its sole customer, Southern California Edison company ("SCE").

Each Turbine has a rated capacity of 90 kilowatts, and the Turbines have an aggregate rated capacity of 21.6 megawatts. The Turbines, together with certain power transfer facilities and an electrical substation owned by the Partnership, form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in Kern County, California (the "Operating Site").

The Turbines are interconnected by a system of transformers and power transfer lines to a substation owned by the Partnership. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage of the Windsystem's electricity from 480 volts to 12.5 kilovolts ("kVs"). Additional 12.5 kV power transfer lines carry electricity to the Partnership's substation which steps up the power to 66 kVs.

The Windsystem is interconnected to SCE's transmission grid through a series of transmission lines and substations. The electricity generated by the Windsystem is transferred from the Partnership's substation to a substation (the "Tehachapi Substation") pursuant to a 66 kV transmission line, which is owned by ZWHC LLC ("ZWHC"), an affiliate of the general partner of the Partnership. The transformers at the Tehachapi Substation increase the voltage of the Windsystem's electricity from 66 kVs to 230 kVs. The electricity produced by the Windsystem is then transmitted from the Tehachapi Substation pursuant to a 230 kV transmission line (the "Westwind Transmission Line") to another substation (the "Westwind Substation"). From the Westwind Substation the electricity is transmitted pursuant to another 230 kV transmission line (the "Sagebrush Transmission Line") to a SCE substation located in Vincent, California (the "Vincent Substation"). The electricity produced by the Windsystem is transmitted to SCE's transmission grid at the Vincent Substation. The Tehachapi Substation, Westwind Transmission Line and the Westwind Substation are owned in co-tenancy by the Partnership and several other wind power project owners. The Sagebrush Transmission Line is owned by Sagebrush General Co-ownership Partnership ("Sagebrush Partnership"). The Partnership indirectly owns an undivided 5.66% interest in Sagebrush Partnership through the Partnership's wholly-owned direct subsidiary Sagebrush Partner Eighteen, Inc.

The Windsystem, which became operational in December 1985, was constructed by Zond Construction Corporation III ("ZCC"), an affiliate of Zond Systems, Inc. ("ZSI"). The Partnership financed its purchase of the Windsystem with cash raised through a private placement of limited partnership units ("Partnership Interests" or "Units") and equipment financing in the form of promissory notes payable to ZCC (the "Purchase Notes"). ZCC's rights under the Purchase Notes were assigned to ZSI, which was later renamed Enron Wind Systems, Inc. ("EWSI"), which was later merged into a California limited liability company and renamed Enron Wind Systems, LLC ("EWS"). On January 3, 1997, ZSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management III LLC ("ZWM"), a California limited liability company, which is wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWSI and EWS.

Dissolution of the Partnership

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Agreement of Limited Partnership of Zond Windsystem Partners, Ltd. Series 85-B, a California Limited Partnership, entered into on November 15, 1985 (the "Partnership Agreement").

The term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the Partnership ended. On April 17, 2006, the Partnership, together with Zond Windsystem Partners, Ltd. Series 85-A, a California limited partnership ("ZWP Series 85-A"), ZWHC and EWS (EWS, the Partnership, ZWP Series 85-A and ZWHC are collectively referred to as the "Sellers") entered into a Purchase and Sale Agreement with AES Tehachapi Wind LLC ("AES Tehachapi") and SeaWest Holdings Inc. to sell to AES Tehachapi all of the assets held by each of the Sellers used in connection with the wind power projects owned by each of ZWP Series 85-A and the Partnership (the "Purchase and Sale Agreement"). See Note 7 for additional information.

The assets to be sold by the Sellers pursuant to the Purchase and Sale Agreement include, but are not limited to, the wind turbines and transmission assets owned by each of ZWP Series 85-A and the Partnership, the real estate interests relating to such projects owned by ZWHC and EWS and the power purchase agreements used in connection with the projects held by EWS.

Pursuant to the terms of the Purchase and Sale Agreement, in consideration for the purchase of such assets, AES Tehachapi has agreed to pay the Sellers an aggregate purchase price of $15,800,000 and has agreed to assume those liabilities and obligations arising under the assumed contracts on and after the closing date of the transaction, those liabilities and obligations arising in connection with the operation, ownership and maintenance of the wind projects on and after such closing date and certain other obligations and liabilities relating to the projects arising on and after such closing date. The Sellers and AES Tehachapi have agreed to allocate the purchase price among the various assets no later than ten days prior to the closing of the transaction. As a result, prior to such allocation, the Partnership is unable to determine the amount of the purchase price that will be allocated to the assets of the Partnership, and therefore, is unable to estimate the amount of proceeds that will be distributed on a per Unit basis. However, the Partnership currently expects that if the asset sale transaction is completed, a portion of the proceeds from the asset sale transaction received by the Partnership will be distributed to the Limited Partners.

The closing of the sale transaction pursuant to the Purchase and Sale Agreement is subject to the satisfaction of certain conditions precedent, including the receipt of certain consents from third parties relating to the transfer of various contracts. The closing of the sale transaction is expected to occur on or before August 31, 2006.

The Partnership expects to continue the operation of the Windsystem through the closing of the asset sale transaction. Upon the sale of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement. Following the distribution of the proceeds from the sale of the Partnership's assets, the General Partner plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. Upon cancellation of the Partnership's Certificate of Limited Partnership, the Partnership will terminate and the General Partner plans to file with the Securities and Exchange Commission (the "Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Bankruptcy and Mergers

Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 20, 2002, EWSI filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, a California limited liability company formed on February 19, 2002 for the purpose of merging with EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. EWSI merged with and into the other limited liability company on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind Systems, LLC.

On April 12, 2002, Zond Windsystems Management Corporation IV, the general partner of the Partnership at such time, merged with and into a second California limited liability company, formed on March 12, 2002, and the surviving limited liability company changed its name to Zond Windsystems Management IV LLC. ZWM has not filed for bankruptcy.

On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EWS) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement (as defined in "Operation and Maintenance Services" below) and that agreement remains in effect.

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a Windsystem Management Agreement entered into with the Partnership as of September 9, 1985 (the "Management Agreement"). EWS assumed the Management Agreement in connection with the Plan. The original term of the Management Agreement ended on December 31, 2005. EWS and the Partnership entered into (i) a First Amendment to Windsystem Management Agreement dated as of January 13, 2006, extending the termination date of the Management Agreement from December 31, 2005 to March 31, 2006; (ii) a Second Amendment to Windsystem Management Agreement dated as of March 21, 2006, extending the termination date of the Management Agreement to June 30, 2006; and
(iii) a Third Amendment to Windsystem Management Agreement dated as of July 10, 2006, extending the termination date of the Management Agreement to September 30, 2006. See Note 7 for additional information. Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operation and maintenance services for the Windsystem. On May 10, 2002, in connection with the GE Sale, EWS contracted with GE Wind Energy, LLC ("GE") to perform certain operation and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with enXco Service Corp. ("enXco") to provide certain operation and maintenance services relating to the Windsystem beginning in May 2003 and ending in May 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to enXco. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that as of June 30, 2006, the amount of the demobilization fee, if any, for which EWS could seek recovery from the Partnership would not be in excess of approximately $24,000.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 5 below.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

     (1) The Partnership sells all of the electric power generated by the Turbines to SCE under two Power Purchase Contracts between SCE and EWS, as successor to ZSI (the "Power Agreements"). The Partnership and EWS entered into that certain Reservation of Rights Agreement, executed on February 15, 2006 and effective as of January 1, 2006 (the "85-B Reservation of Rights Agreement"), pursuant to which the Partnership sells all of the electric power generated by the Turbines to SCE under the Power Agreements. The 85-B Reservation of Rights Agreement was amended as of July 10, 2006 to extend the termination date from June 30, 2006 to September 30, 2006, unless terminated earlier by either party upon ten (10) days advance notice. See Note 7 for additional information.

          Each of the Power Agreements was originally entered into between SCE and ZSI in June 1984 and each agreement covered 7 megawatts of generating capacity. Each of the Power Agreements can be terminated by either party upon the delivery to the other party, at least 90 days prior to the proposed termination date, of a written notice that specifies a termination date of any time on or after June 21, 2014. In September 1985, ZSI assigned one of the Power Agreements (the "85-B Power Agreement") to the Partnership and the other Power Agreement (the "85-A Power Agreement") to ZWP Series 85-A. Each such assignment terminated on December 31, 2005. The assignment by ZSI to the Partnership of the 85-B Power Agreement was entered into in connection with the purchase by the Partnership of the Windsystem, as well as the assumption of certain contracts, including the 85-B Power Agreement; however, separate consideration was not delineated for the assignment of the 85-B Power Agreement. Accordingly, through the date of termination of the assignment, the Partnership did not pay any additional fee for the right to sell electricity to SCE under the 85-B Power Agreement.

          When the assignment of the 85-B Power Agreement terminated on December 31, 2005, the Partnership entered into the 85-B Reservation of Rights Agreement in order to continue to sell power to SCE under the Power Agreements. In consideration for the granting by EWS to the Partnership of the right to sell electric power to SCE under the Power Agreements in accordance with the terms of the 85-B Reservation of Rights Agreement, the Partnership agreed to pay to EWS an amount equal to 45% of the net operating proceeds of the Partnership attributable to the period commencing on February 15, 2006 (the date of execution of the 85-B Reservation of Rights Agreement) and ending on the last day that the Partnership delivers power to SCE under the Power Agreements. If the Partnership had not entered into the 85-B Reservation of Rights Agreement, the Partnership would have been unable to continue to sell power to SCE under the Power Agreements, and the Partnership believed it was unlikely to find an alternative short-term purchaser of electricity generated by the Windsystem. The General Partner determined that it was in the best interest of the Partnership to enter into the 85-B Reservation of Rights Agreement and continue to generate revenue from the sale to SCE of electricity generated from the Windsystem, pending the sale of the Partnership's assets. The compensation to be paid by the Partnership to EWS under the 85-B Reservation of Rights Agreement was determined by using the compensation negotiated in a comparable arms-length transaction for the use of land and a power purchase agreement by another wind power project that sells power to SCE. In this comparable project, the applicable partnership paid 55% of net operating proceeds for the use of the land and the power agreement in connection with the sale of electricity generated by its windsystem. EWS estimated that 45% of net operating proceeds, plus the royalty of 1% of gross operating proceeds payable under the Wind Park Easement Agreement approximated the 55% of net operating proceeds paid for land and power agreement rights under the comparable wind power project.

          The 85-B Power Agreement was amended in September 1985 to increase the generating capacity to 25 MWs. In August 1989, the 85-B Power Agreement was amended to correctly identify the location of the Windsystem site and to limit the size of the Windsystem, based on the aggregate name-plate capacity of the Turbines, that the Partnership could install at the Windsystem site. In October 1991, the 85-B Power Agreement was amended to add ZSI as an additional seller under the agreement. In December 1991, the 85-B Power Agreement was further amended to reduce the aggregate capacity of the power contract from an aggregate of 25 MWs to 22.5 MWs. During the period commencing in the early 1990's and ending on December 31, 2005, the Partnership permitted ZWP Series 85-A to sell to SCE under the 85-B Power

          Agreement up to approximately one (1) MW of electricity at any one time from eleven (11) of ZWP Series 85-A's wind turbines. This arrangement is acknowledged and memorialized in the Reservation of Rights Acknowledgement dated as of February 1, 2006 between the Partnership and ZWP Series 85-A (the "85-A/85-B Reservation of Rights Acknowledgement").

          The 85-A Power Agreement was amended in September of 1985 to increase the generating capacity to 17 megawatts. In August 1989, the 85-A Power Agreement was further amended to correctly identify the location of ZWP Series 85-A's windsystem site and to limit the size of the windsystem, based on the aggregate name-plate capacity of the turbines, that ZWP Series 85-A could install at its windsystem site.

          Pursuant to that certain Power Agreement Co-Ownership Agreement dated as of August 30, 1990 between ZWP Series 85-A and ZSI (the "85-A PPA Co-Ownership Agreement"), ZWP Series 85-A granted ZSI the right to sell to SCE under the 85-A Power Agreement up to one (1) megawatt ("MW") of electricity (the "ZSI Contract Right"). In August 1991, the 85-A Power Agreement was amended to add ZSI as an additional seller under the agreement. In June 1992, ZSI assigned to ZWHC the ZSI Contract Right, and in April 2004, in connection with the sale of all of ZWHC's wind power project assets to Caithness 251 Wind, LLC ("Caithness"), an unaffiliated third party, ZWHC assigned to Caithness the ZSI Contract Right. To the Partnership's knowledge, Caithness continues to hold the ZSI Contract Right.

          During the period commencing in the early 1990's and ending on December 31, 2005, ZWP Series 85-A permitted the Partnership to sell to SCE under the 85-A Power Agreement up to approximately 1.35 MWs of electricity at any one time from fifteen (15) of the Partnership's wind turbines. This arrangement is acknowledged and memorialized in the 85-A/85-B Reservation of Rights Acknowledgement.

          Under the Power Agreements, SCE is required to purchase all of the electric output from the sellers under the Power Agreements, provided that the aggregate name-plate capacity of the wind turbines selling under the 85-A Power Agreement and the 85-B Power Agreement may not exceed 17 MWs and 22.5 MWs, respectively. Under the Power Agreements, energy generated was sold for a total price equal to the sum of (i) capacity rates based on forecasts of annual as-available capacity and
          (ii) energy rates. SCE paid a fixed rate for energy delivered under the 85-A Power Agreement through November 1995, and paid a fixed rate for energy delivered under the 85-B Power Agreement through November 1996. See "1996 SCE Payments" below. Beginning in December 1995 under the 85-A Power Agreement, and beginning in December 1996 under the 85-B Power Agreement, and in each case through May 2002, the energy rates paid by SCE for energy delivered under each of the Power Agreements were based on forecasts of the short run avoided cost of energy for SCE. During 2001, in connection with the settlement of certain litigation against SCE, SCE renegotiated the energy component of the price paid for energy under the Power Agreements. As a result, the energy component is based on a fixed schedule with an average estimated price of $.0537 per kilowatt hour ("kWh") from May 2002 through April of 2007. In January of 2003, the 85-B Power Agreement was further modified to provide that the annual as-available capacity rate for electricity delivered to SCE from December 2002 through the end of the term of the 85-B Power Agreement is $124 per kilowatt of installed capacity per year. In January of 2003, the 85-A Power Agreement also was further modified to provide that the annual as-available capacity rate for electricity delivered to SCE from

          December 2002 through the end of the term of the 85-A Power Agreement is $106 per kilowatt of installed capacity per year.

          The amount of electricity produced by the Turbines depends upon wind speed, which is subject to significant seasonal variations in the Tehachapi area. Wind speed is generally highest during the summer months and lowest during the winter months. These seasonal variations result in significant variations from month to month in the net power production realized by the Turbines, and therefore result in monthly variations in the amount of electricity sold to SCE.

     (2) Under the Management Agreement, EWS, as an independent contractor, is the manager with respect to the operation, management, maintenance and repair of the Windsystem. EWS is obligated to exercise due diligence in performing its duties and obligations. EWS' duties and obligations under the Management Agreement include, but are not limited to: (1) representing the Partnership in its dealings with SCE, (2) hiring and supervising operating and maintenance personnel, (3) causing the Turbines to be maintained in good condition and repair, (4) complying with any orders or obligations imposed by any governmental agency with jurisdiction, unless the Partnership instructs to the contrary, (5) investigating all accidents or damage relating to the ownership, operation or maintenance of the Turbines or infrastructural facilities, (6) enforcing warranty and insurance claims associated with the Turbines, the infrastructural facilities and components thereof, (7) maximizing production of electric power and performing other services that it may deem necessary in its reasonable judgment,
          (8) using best efforts to ensure costs and expenses are reasonable and competitive with those of unaffiliated third parties, and (9) providing such reports and information as may reasonably be requested by the lenders to, or other persons with an interest in, the Partnership. Costs incurred in respect to the power transfer facilities owned by EWS are allocated between the Partnership and ZWP Series 85-A.

          As compensation for its services under the Management Agreement, EWS receives a management fee of 3% of the Partnership's Gross Operating Proceeds. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs incurred in connection with the Windsystem, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services by third parties relating to the Windsystem. See Note 5 below. The term of the Management Agreement expires on September 30, 2006. See Note 7 for additional information.

     (3) The Partnership uses a portion of the Operating Site (the "Easement Site") pursuant to the Amended and Restated Series B Wind Park Easement Agreement dated as of March 24, 1986 (the "Wind Park Easement Agreement"). See Note 7 for additional information. The term of the Wind Park Easement Agreement ends on September 30, 2006; provided, however, that certain provisions of the Wind Park Easement Agreement relating to the removal, abandonment or sale of the Turbines continue beyond the end of the term of the Wind Park Easement Agreement. There are 226 of the Turbines located on the Easement Site. Under the Wind Park Easement Agreement, ZWHC charges the Partnership rental fees in an amount equal to 1% of Gross Operating Proceeds.

          At the termination of the Wind Park Easement Agreement, the Partnership is required to remove from the Easement Site, within ninety (90) days of the termination date, the Turbines and the Partnership's substation, unless the Partnership elects to (i) abandon the Turbines, related equipment and substation or (ii) sell the

          Turbines. If the Partnership elects to abandon the Turbines, the related equipment and the substation, then all right, title and interest in such equipment shall transfer to ZWHC without the payment of any compensation to the Partnership. However, if the Turbines, related equipment and substation are abandoned, neither ZWHC nor any affiliate shall have the right to operate the Turbines, related equipment and substation unless ZWHC (or its affiliate) pays to the Partnership the appraised fair market value (as defined in the Wind Park Easement Agreement) of the Turbines, related equipment and substation. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to ZWHC on the same terms and conditions. It is anticipated that ZWHC will waive its right of first offer in connection with the closing of the Partnership's proposed asset sale transaction. See Note 7 for additional information. In the event that the Partnership elects to sell the Turbines, related equipment and the substation, and does not complete such sale within eleven (11) months of the termination date of the Wind Park Easement Agreement, then the Partnership must immediately remove the Turbines and the substation. Failure to remove such equipment will result in the abandonment of such equipment to ZWHC.

          The Partnership also uses a portion of the Operating Site (the "Lease Site") pursuant to a Sublease dated as of August 30, 1990 between EWS (as successor to ZSI) and the Partnership (the "Sublease"). See Note 7 for additional information. There are 14 of the Turbines located on the Lease Site. Under the Sublease, EWS charges the Partnership rent in an amount equal to: (i) the Partnership's pro rata share of the sum of: (A) adjusted minimum rent, as escalated for inflation, (B) taxes and/or assessments and utility charges - other than taxes and/or assessments and utility charges directly assessed against or related to the Partnership's property or operations within the subleased property and (C) all other costs or charges imposed or resulting in connection with the general maintenance and upkeep of the leased property; (ii) rent payments due under section 4.2 of the Sublease (5% of Gross Operating Proceeds (as defined in the Sublease)), if greater than the minimum rent and (iii) property taxes and/or assessments and utility charges directly assessed against or related to the Partnership's property or operations at the Lease Site. The Partnership's pro rata share for calculating rent due under (i) above is determined by the ratio of the rated capacity of the Turbines owned by the Partnership on the Lease Site to the rated capacity of all turbines on the Lease Site.

          The term of the Sublease ends on September 30, 2006. See Note 7 for additional information. At the end of the term of the Sublease, the Partnership may remove, within eleven (11) months of such termination, the Turbines and related equipment from the Lease Site. If the Partnership fails to remove any of such equipment from the Lease Site within such period, then such equipment shall be deemed abandoned to EWS.

1996 SCE Payments

The Partnership's Windsystem and ZWP Series 85-A's windsystem each commenced operations in December 1985. Each of the 85-A Power Agreement and the 85-B Power Agreement provides that SCE is responsible for the installation and maintenance of metering equipment, and preparing and paying invoices for power delivered by each of ZWP Series 85-A and the Partnership. During the first twelve months of operation, SCE used a single meter to measure the energy delivered from both wind power projects. As a result, during 1986 SCE provided invoices and payments to ZWP Series 85-A under the 85-A Power Agreement for the power generated by both ZWP Series 85-A's windsystem and the Partnership's Windsystem. Following the installation by SCE of remote metering equipment at each windsystem site in late 1986, SCE provided separate invoices and payments to each of ZWP Series 85-A and the Partnership for deliveries of power under the 85-A Power Agreement and 85-B Power Agreement, respectively. Each of the 85-A Power Agreement and the 85-B Power Agreement provides for the payment of a scheduled fixed rate for energy delivered under the contract during the first 10-year period following the commencement of operation of the applicable windsystem and the payment of an avoided cost variable rate thereafter. SCE stopped paying the 10-year fixed rate under the 85-A Power Agreement at the end of 1995. SCE stopped paying the 10-year fixed rate under the 85-B Power Agreement at the end of 1996. The difference between the fixed rate received by both the Partnership and ZWP Series 85-A under the 85-B Power Agreement during 1996 and the avoided cost variable rates that year was approximately $4.1 million in the aggregate (the "Energy Price Differential").

Although the 85-B Power Agreement appears to provide that the 10-year fixed rate period was initiated in December 1985, it appears that SCE paid for energy delivered under the 85-B Power Agreement during 1996 under the belief that the 10-year fixed rate period was initiated on or around December 1986 (at the time of SCE's installation of the remote metering equipment). This would have resulted in a 10-year fixed rate period that ended in December 1996, as opposed to December 1995 (10 years from when the Windsystem began operations). In 1996, the Partnership informed the Limited Partners that it was reviewing the payments received from SCE in 1996 for energy delivered under the 85-B Power Agreement in the context of the Partnership's contractual rights, and due to the apparent uncertainty concerning this issue, the Partnership recognized the difference between the cash received by the Partnership applicable to the Windsystem under the fixed rate of the 85-B Power Agreement and the avoided cost variable rates during the year ended December 31, 1996 (approximately $3.9 million) as deferred revenue (the "Deferred Energy Revenue"), segregated this amount from its operating cash account, and did not recognize such cash as income.

In 2001, two events occurred which appear to have been relevant to the Partnership's treatment of the Deferred Energy Revenue. First, the Partnership appears to have determined that prior to September 2001 the applicable statute of limitations expired with respect to any potential claim by SCE for repayment of any portion of the energy payments received by the Partnership in 1996. Second, in connection with the settlement of certain disputes between SCE and the Partnership relating to SCE's failure to pay for energy deliveries between November 1999 and March 2000, SCE and the Partnership entered into an agreement that provided for the mutual release of certain claims that each party may have had against the other party arising out of the 85-B Power Agreement that arose prior to the execution of the settlement agreement. In September 2001, the Partnership paid the cash representing the Deferred Energy Revenue, plus accrued interest (approximately $4.2 million in aggregate), to EWS in payment of principal and interest owing under the Purchase Notes. In turn, these funds were paid to Enron for repayment of certain indebtedness. Additionally, the Deferred Energy Revenue, plus accrued interest, was included as ordinary income in the Partnership's 2001 U.S. Return of Partnership Income. In the accompanying financial statements, the Deferred Energy Revenue, plus accrued interest, remains deferred in accordance with accounting principles generally accepted in the United States.

Notwithstanding the foregoing, Enron contacted SCE in November 2005 regarding SCE's understanding of the contract payment provisions in view of these circumstances. In connection with discussions with SCE, it was further discovered that from January 1996 through June 2006 SCE made capacity payments under the 85-B Power Agreement in the amount of approximately $628,000 in excess of the amounts required to be paid under the 85-B Power Agreement.
Of this amount, approximately $589,000 was retained by the Partnership (the

"Excess Capacity Revenue"). EWS and SCE entered into a Settlement Agreement and Release of Claims dated as of August 11, 2006 (the "SCE Settlement Agreement"), pursuant to which, in consideration for the payment by EWS of amounts overpaid by SCE under the 85-B Power Agreement, plus applicable interest, as agreed between the parties, SCE has agreed to release EWS, the Partnership and ZWP Series 85-A, among others, from liability associated with such overpayments. The SCE Settlement Agreement is subject to approval by, and will not be effective until approved by, the United States Bankruptcy Court for the Southern District of New York (the "Court"). A motion and proposed order approving the SCE Settlement Agreement was filed with the Court on August 11, 2006, and is pending.

There is no assurance that SCE will not assert some claim against the Partnership related to this matter, and there is no assurance that regulators or other governmental authorities will not make certain assertions related to this matter, including that a violation of law has occurred, or take some type of action against the Partnership or others associated with these events. Accordingly, the Deferred Energy Revenue, plus accrued interest, remains deferred in the accompanying financial statements, and the Excess Capacity Revenue is classified as deferred revenue in the accompanying financial statements. At this time, the Partnership is unable to determine whether, and to what extent, the Partnership has financial exposure related to any such potential claims, assertions or actions, and the Partnership reserves all of its rights and defenses associated therewith. Therefore, the Partnership is unable to predict the ultimate outcome this matter may have on the Partnership's financial position, results of operations or cash flows.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year. However, the Partnership currently expects that if the asset sale transaction is completed, a portion of the proceeds from the asset sale transaction received by the Partnership will be distributed to the Limited Partners.

NOTE 3 - GOING CONCERN

As discussed in Note 2, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The Partnership has entered into an agreement for the sale of substantially all of its assets. Upon the sale of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Commission, the accounting records have been adjusted to reflect accounting principles generally accepted in the United States of America ("GAAP").

Income Taxes

The Partnership is not subject to federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership Units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax basis cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

Cash Equivalents

Cash equivalents are considered to be all highly liquid investments purchased with an original maturity of three months or less.

Property, Plant and Equipment

The Turbines are recorded at cost. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements were being depreciated on a straight-line method over a fifteen-year life. The Turbines and capitalized improvements were fully depreciated as of December 31, 2005. As of April 1, 2006, the Turbines and capitalized improvements were reclassified from property, plant and equipment to assets held for sale. Maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred.

Earnings Per Limited Partner Unit

Earnings per Limited Partner Unit are calculated based upon the number of Partnership Interests outstanding during each year.

Fair Value of Financial Instruments

For each class of financial instruments, including cash and cash equivalents, accounts receivable, prepaid insurance and other current assets, accounts payable, accrued expenses and accounts payable to related party, the carrying amount approximates fair value because of the short maturity of those instruments.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Electricity Sales and Significant Customer

Power generated by the Windsystem is recognized as revenue upon delivery of power to SCE at prices as defined in the Power Agreements. All power produced is sold to SCE under contracts that are terminable on or after June 21, 2014; however, the Partnership will lose its rights to sell power under the Power Agreements on or about September 30, 2006. See Notes 2 and 7 for additional information. SCE is to deliver payment to the Partnership for energy delivered no later than 30 days from the end of the monthly billing period. Write-offs and or allowances for doubtful accounts are recognized on an account-by-account basis.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

The Partnership has amounts payable to ZWHC and EWS. Amounts payable to EWS include lease fees related to the Partnership's use of a portion of the Operating Site, management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations and royalty fees under the 85-B Reservation of Rights Agreement related to the sale of electricity by the Partnership under the Power Agreements. Amounts payable to ZWHC include easement fees related to the Partnership's use of a portion of the Operating Site.

The Partnership has the following related party transactions and relationships:


(1) The Partnership uses a portion of the Operating Site pursuant to the Wind Park Easement Agreement (See Note 2 above). The Partnership paid ZWHC $0.007 million and in easement fees during each of the six months ended June 30, 2006 and 2005, respectively, pursuant to the Wind Park Easement Agreement.

(2) The Partnership also uses a portion of the Operating Site pursuant to the Sublease (See Note 2 above). The Partnership paid EWS $0.007 millionin sublease fees during each of the six months ended June 30, 2006 and 2005, respectively, pursuant to the Sublease.

(3) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.4 million and $0.2 million during each of the six months ended June 30, 2006 and 2005, respectively, pursuant to the Management Agreement.

(4) The Partnership entered into the 85-B Reservation of Rights Agreement with EWS in order to sell to SCE under the Power Agreements all of the electric power generated by the Turbines after December 31, 2005. In consideration for the granting by EWS to the Partnership of the right to sell electric power to SCE under the Power Agreements, the Partnership agreed to pay to EWS an amount equal to 45% of the Partnership's net operating proceeds commencing on February 15, 2006. See Note 7 for additional information. The Partnership incurred expenses of $0.1 million and $0.0 million during the six months ended June 30, 2006 and 2005, respectively, pursuant to the 85-B Reservation of Rights Agreement.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases Payable

Future annual minimum payments under non-cancelable obligations as of June 30, 2006 are $0.003 million.

NOTE 7 - SUBSEQUENT EVENTS

Management Agreement

EWS and the Partnership entered into a Third Amendment to Windsystem Management Agreement dated as of July 10, 2006, extending the termination date of the Management Agreement to September 30, 2006.

Power Agreements

The 85-B Reservation of Rights Agreement was amended as of July 10, 2006 to extend the termination date from June 30, 2006 to September 30, 2006, unless terminated earlier by either party upon ten (10) days advance notice. If the Partnership's proposed asset sale transaction does not close on or before September 30, 2006, the Partnership expects that it will be able to obtain an extension of the 85-B Reservation of Rights Agreement through the date of the closing of the asset sale transaction.

Sublease

The Partnership and EWS entered into an Amendment to Sublease dated as of March 21, 2006, which amended the term of the Sublease to end on June 30, 2006, and provided the Partnership with an eleven-month period following the end of the term of the Sublease to remove the Turbines from the subleased property; and entered into a Second Amendment to Sublease dated as of July 10, 2006, which extended the termination date of the Sublease to September 30, 2006.

Wind Park Easement Agreement

The Partnership entered into Amendment No. 1 to the Amended and Restated Series A Wind Park Easement Agreement dated as of July 10, 2006, which extended the termination date of such agreement to September 30, 2006.

GE Settlement

Pursuant to a Settlement Agreement and Release (the "Settlement Agreement") executed on July 3, 2006, and effective as of May 1, 2006, among other things, EWS settled claims by GE for amounts owed for operation and maintenance services rendered relating to the Windsystem. Pursuant to the Settlement Agreement, EWS paid to GE the sum of $120,000 related to operation and maintenance services provided by GE relating to the Windsystem. As of June 30, 2006, the Partnership had a recorded liability to EWS in the amount of $155,000 related to this obligation. The settlement payment was made by EWS to GE in July 2006. At that time, the Partnership recognized a $35,000 reduction in its recorded liabilities and operation and maintenance expenses.

Purchase and Sale Agreement

Pursuant to the First Amendment to Purchase and Sale Agreement (Tehachapi Pass Wind Project) dated as of July 5, 2006 among the Sellers and AES Tehachapi and SeaWest Holdings, Inc., the parties extended the termination date under the Purchase and Sale Agreement from July 31, 2006 to August 31, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matter raises substantial doubt about the Partnership's ability to continue as a going concern:

As discussed in Note 2 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The Partnership has entered into an agreement for the sale of substantially all of its assets. Upon the sale of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

Liquidity and Capital Resources

The Partnership was profitable for the first six months of 2006, primarily due to an excess in revenues from operations in comparison to the costs and expenses of operations. Cash flows from the Partnership's operations continue to be sufficient to fund the Partnership's operating expenses. The Partnership currently expects that if the asset sale transaction is completed, a portion of the proceeds from the asset sale transaction received by the Partnership will be distributed to the Limited Partners.

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreements. See Note 2 to the Financial Statements for additional information.

As of June 30, 2006, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2006 Compared to June 30, 2005.

During the six months ended June 30, 2006, the Partnership's electricity revenue was $0.8 million, and the Windsystem produced 13.1 million kWh of electricity sold to SCE. This was a decrease of $0.1 million or 14% in revenue and a decrease of 2.1 million kWh or 14% of electricity produced as compared to the six months ended June 30, 2005. Interest income increased $0.03 million due to higher cash balances during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Costs and expenses during the first six months of 2006 were $0.6 million, a decrease of $0.9 million or 60% as compared to the first six months of 2005. Depreciation was $0.0 million in the first six months of 2006 as compared with $1.0 million in the first six months of 2005. The decrease in depreciation was due to the Turbines becoming fully depreciated during 2005. Property taxes remained constant in the first six months of 2006 as compared to the first six months of 2005. Easement and management fees also remained comparable during the first six months of 2006 as compared to the first six months of 2005. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Royalty fees pursuant to the 85-B Reservation of Rights Agreement, which allows the Partnership to sell electric power to SCE under the Power Agreements, commenced in 2006 and totaled $0.1 million during the first six months of 2006. Maintenance expenses remained comparable in the first six months of 2006 as compared to the first six months of 2005. Insurance costs decreased by $0.03 million in the first six months of 2006 as compared to the first six months of 2005 due to decreased renewal rates. Other operating costs remained comparable in the first six months of 2006 as compared to the first six months of 2005.

Overall, the Partnership reported net income of $0.3 million in the first six months of 2006, a change of $0.8 million from the net loss of $0.5 million for the first six months of 2005. This increased income was primarily due to decreased depreciation during the first six months of 2006. During the first six months of 2006, the total partners' deficit decreased by $0.3 million to $3.3 million. The net income per Unit was $297 for the first six months of 2006 compared with a net loss per Unit of ($634) for the first six months of 2005.

Cash flows from operations decreased by $0.09 million in the first six months of 2006 as compared to the first six months of 2005. This decrease was primarily due to unfavorable changes in working capital during the first six months of 2006 as compared to the first six months of 2005.

Results of Operations for the Three Months Ended June 30, 2006 Compared to June 30, 2005.

During the three months ended June 30, 2006, the Partnership's electricity revenue was $0.5 million, and the Windsystem produced 6.8 million kWh of electricity sold to SCE. This was a decrease of $0.2 million or 28% in revenue and a decrease of 3.1 million kWh or 31% of electricity produced as compared to the three months ended June 30, 2005. Interest income increased $0.02 million due to higher cash balances during the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

Costs and expenses during the second quarter of 2006 were $0.3 million, a decrease of $0.4 million or 54% as compared to the second quarter of 2005. Depreciation was $0.0 million in the second quarter of 2006 as compared with $0.5 million in the second quarter of 2005. The decrease in depreciation was due to the Turbines becoming fully depreciated during 2005. Property taxes remained constant in the second quarter of 2006 as compared to the second quarter of 2005. Easement and management fees also remained comparable during the second quarter of 2006 as compared to the second quarter of 2005. Royalty fees pursuant to the 85-B Reservation of Rights Agreement, which allows the Partnership to sell electric power to SCE under the Power Agreements, commenced in 2006 and totaled $0.1 million during the second quarter of 2006. Maintenance expenses remained comparable in the first three months of 2006 as compared to the first three months of 2005. Insurance costs decreased by $0.03 million in the second quarter of 2006 as compared to the second quarter of 2005 due to decreased renewal rates. Other operating costs remained comparable in the second quarter of 2006 as compared to the second quarter of 2005.

Overall, the Partnership reported net income of $0.2 million in the second quarter of 2006, a change of $0.2 million from the net loss of $0.07 million for the second quarter of 2005. This increased income was primarily due to decreased depreciation during the second quarter of 2006.

Contractual Obligations

The Partnership's contractual obligations as of June 30, 2006 are as follows (in millions):


         -------------------------------------- ----------------------
                                                        2006*
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
         Purchase Obligations:
         -------------------------------------- ----------------------
             Maintenance fees                          $0.095
         -------------------------------------- ----------------------

         -------------------------------------- ----------------------
             Demobilization Fee                        $0.024
         -------------------------------------- ----------------------


*The term of the Partnership ended on December 31, 2005; however, the Partnership is operating in liquidation and obtained the right to sell power under the Power Agreements, and extended the term of the Management Agreement, through September 30, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management with the participation of the General Partners' Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership currently has no market risk sensitive instruments for which this disclosure is required.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2006. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2006.

(b)  Internal Control Over Financial Reporting

During the three months ended June 30, 2006, the Partnership made no change in its internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 5. OTHER INFORMATION

This report contains statements that are forward-looking within the meaning of
Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Exchange Act. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results could differ materially as a result of known and unknown risks and uncertainties, including general economic conditions, future trends, and other risks, uncertainties and factors disclosed in this operating report.

Item 6. EXHIBITS

(a) Exhibits

   10.1 First Amendment to Purchase and Sale Agreement (Tehachapi Pass Wind Project) dated as of July 5, 2006 by and among Enron Wind Systems LLC, ZWHC LLC, Zond Windsystem Partners Ltd. Series 85-A, Zond Windsystem Partners Ltd. Series 85-B, AES Tehachapi Wind, LLC and SeaWest Holdings, Inc.

   31.1   Rule 13a-14(a) Certification of Jesse E. Neyman

   31.2   Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1   Section 1350 Certification of Jesse E. Neyman

   32.2   Section 1350 Certification of Johnna D. Kokenge

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Zond Windsystem Partners, Ltd. Series 85-B, a California Limited Partnership

Date: August 14, 2006
                                   By:  Zond Windsystems Management IV LLC,
                                   General Partner

                                   By: /s/ Jesse E. Neyman
                                       -----------------------------------------
                                   Jesse E. Neyman
                                   Chief Executive Officer of Zond Windsystems
                                   Management IV LLC, the General Partner of
                                   Zond Windsystem Partners, Ltd. Series 85-B, a California Limited Partnership


                                   By: /s/ Johnna D. Kokenge
                                       -----------------------------------------
                                   Johnna D. Kokenge
                                   Chief Financial Officer of Zond Windsystems
                                   Management IV LLC, the General Partner of
                                   Zond Windsystem Partners, Ltd. Series 85-B, a California Limited Partnership

                                  Exhibit Index
                                  -------------

   Number                   Description

   10.1 First Amendment to Purchase and Sale Agreement (Tehachapi Pass Wind Project) dated as of July 5, 2006 by and among Enron Wind Systems LLC, ZWHC LLC, Zond Windsystem Partners Ltd. Series 85-A, Zond Windsystem Partners Ltd. Series 85-B, AES Tehachapi Wind, LLC and SeaWest Holdings, Inc.

   31.1   Rule 13a-14(a) Certification of Jesse E. Neyman

   31.2   Rule 13a-14(a) Certification of Johnna D. Kokenge

   32.1   Section 1350 Certification of Jesse E. Neyman

   32.2   Section 1350 Certification of Johnna D. Kokenge